Form 10-K/A
period 2013-12-31
TE Funding LLC; CEI Funding LLC; OE Funding LLC; TOLEDO EDISON CO; CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; FirstEnergy Ohio PIRB Special Purpose Trust 2013
filed 2014-10-06
CIK 1573279, 1573334, 1573352, 352049, 20947, 73960, 1578443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File No.			I.R.S. Employer Identification Number
333-187692-06	FIRSTENERGY OHIO PIRB SPECIAL PURPOSE TRUST 2013 (Exact name of issuing entity as specified in its charter)		46-6795854
001-02323	THE CLEVELAND ELECTRIC ILLUMINATING COMPANY (Exact name of sponsor and depositor as specified in its charter)		34-0150020
001-02578	OHIO EDISON COMPANY (Exact name of sponsor and depositor as specified in its charter)		34-0437786
001-03583	THE TOLEDO EDISON COMPANY (Exact name of sponsor and depositor as specified in its charter)		34-4375005
333-187692-03	CEI FUNDING LLC (Exact name of bond issuer as specified in its charter)		46-1367273
333-187692-01	OE FUNDING LLC (Exact name of bond issuer as specified in its charter)		46-1367425
333-187692-04	TE FUNDING LLC (Exact name of bond issuer as specified in its charter)		46-1367453
Delaware (State or jurisdiction of incorporation or organization of the issuing entity and the bond issuers)

	76 South Main Street Akron, OH (Address of principal executive offices of the issuing entity and the bond issuers)	44308 (zip code)
(800) 736-3402
(Issuing entity’s and bond issuers’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.         Yes ☐   No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
The aggregate market value of the issuing entity’s equity held by non-affiliates of the registrant as of June 30, 2013: None
Documents incorporated by reference: None.

EXPLANATORY NOTE

The Annual Report on Form 10-K for the Issuing Entity’s fiscal year ended December 31, 2013 (the “Form 10-K”) was originally filed on March 31, 2014. This Amendment No. 1 to the Form 10-K (the “Form 10-K/A”) is being filed to revise the form and content of the Section 302 Certifications attached to the Form 10-K as Exhibits 31.1, 31.2 and 31.3. Revised and updated Section 302 Certifications are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 31.3. Part IV, Item 15 and the Exhibit Index attached hereto have been revised accordingly.

Except as described above, this Form 10-K/A does not update, modify or amend any other information or any other exhibits as originally filed on the Form 10-K. Therefore, this Form 10-K/A does not reflect events occurring after the original filing date of the Form 10-K and does not update those disclosures as affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with other filings made by the Issuing Entity with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as a part of this report (exhibits marked with an asterisk are filed herewith):

1.    Financial Statements

Not Applicable

2.    Financial Statement Schedules

Not Applicable

3.    Exhibits required by Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith):

3.1
Amended and Restated Limited Liability Company Agreement of CEI Funding LLC, dated June 20, 2013 (incorporated by reference to Exhibit 3.1 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

3.2
Amended and Restated Limited Liability Company Agreement of OE Funding LLC, dated June 20, 2013 (incorporated by reference to Exhibit 3.2 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

3.3
Amended and Restated Limited Liability Company Agreement of TE Funding LLC, dated June 20, 2013 (incorporated by reference to Exhibit 3.3 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

4.1
Certificate Indenture, dated as of June 20, 2013, between FirstEnergy Ohio PIRB Special Purpose Trust 2013 and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

4.2
Amended and Restated Declaration of Trust of FirstEnergy Ohio PIRB Special Purpose Trust 2013 among CEI Funding LLC, OE Funding LLC and TE Funding LLC, acting jointly as Settlors, and U.S. Bank Trust National Association, as Delaware Trustee and The Cleveland Electric Illuminating Company, Ohio Edison Company and The Toledo Edison Company, each as an Administrative Trustee, dated as of June 20, 2013 (incorporated by reference to Exhibit 4.2 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

4.3
Bond Indenture, dated as of June 20, 2013, between CEI Funding LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

4.4
Bond Indenture, dated as of June 20, 2013, between OE Funding LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

4.5
Bond Indenture, dated as of June 20, 2013, between TE Funding LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

4.6	Form of Pass-Through Trust Certificates (contained in Exhibit 4.1).

4.7	Form of CEI Funding LLC Bonds (contained in Exhibit 4.3).

4.8	Form of OE Funding LLC Bonds (contained in Exhibit 4.4).

4.9	Form of TE Funding LLC Bonds (contained in Exhibit 4.5).

10.1
Fee and Indemnity Agreement, dated as of June 20, 2013, among CEI Funding LLC, OE Funding LLC, TE Funding LLC, U.S. Bank National Association, U.S. Bank Trust National Association and FirstEnergy Ohio PIRB Special Purpose Trust 2013 (incorporated by reference to Exhibit 10.1 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.2
Cross-Indemnity Agreement, dated as of June 20, 2013, among CEI Funding LLC, OE Funding LLC and TE Funding LLC (incorporated by reference to Exhibit 10.2 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.3
Administration Agreement, dated as of June 20, 2013, between CEI Funding LLC and The Cleveland Electric Illuminating Company (incorporated by reference to Exhibit 10.3 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.4
Administration Agreement, dated as of June 20, 2013, between OE Funding LLC and Ohio Edison Company (incorporated by reference to Exhibit 10.4 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.5
Administration Agreement, dated as of June 20, 2013, between TE Funding LLC and The Toledo Edison Company (incorporated by reference to Exhibit 10.5 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.6
Bond Purchase Agreement, dated as of June 20, 2013, between CEI Funding LLC and FirstEnergy Ohio PIRB Special Purpose Trust 2013 (incorporated by reference to Exhibit 10.6 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.7
Bond Purchase Agreement, dated as of June 20, 2013, between OE Funding LLC and FirstEnergy Ohio PIRB Special Purpose Trust 2013 (incorporated by reference to Exhibit 10.7 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.8
Bond Purchase Agreement, dated as of June 20, 2013, between TE Funding LLC and FirstEnergy Ohio PIRB Special Purpose Trust 2013 (incorporated by reference to Exhibit 10.8 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.9
Phase-In-Recovery Property Purchase and Sale Agreement, dated as of June 20, 2013 between CEI Funding LLC and The Cleveland Electric Illuminating Company (incorporated by reference to Exhibit 10.9 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.10
Phase-In-Recovery Property Purchase and Sale Agreement, dated as of June 20, 2013, between OE Funding LLC and Ohio Edison Company (incorporated by reference to Exhibit 10.10 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.11
Phase-In-Recovery Property Purchase and Sale Agreement, dated as of June 20, 2013, between TE Funding LLC and The Toledo Edison Company (incorporated by reference to Exhibit 10.11 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.12
Phase-In-Recovery Property Servicing Agreement, dated as of June 20, 2013, between CEI Funding LLC and The Cleveland Electric Illuminating Company (incorporated by reference to Exhibit 10.12 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.13
Phase-In-Recovery Property Servicing Agreement, dated as of June 20, 2013, between OE Funding LLC and Ohio Edison Company (incorporated by reference to Exhibit 10.13 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

10.14
Phase-In-Recovery Property Servicing Agreement, dated as of June 20, 2013, between TE Funding LLC and The Toledo Edison Company (incorporated by reference to Exhibit 10.14 included as an exhibit to the Issuing Entity's Current Report on Form 8-K (File No. 333-187692-06) filed with the SEC on June 25, 2013).

*31.1	Certification of Ohio Edison Company pursuant to Rule 13a-14(d)/15d-14(d).

*31.2	Certification of The Cleveland Electric Illuminating Company pursuant to Rule 13a-14(d)/15d-14(d).

*31.3	Certification of The Toledo Edison Company pursuant to Rule 13a-14(d)/15d-14(d).

33.1
Report on assessment of compliance with servicing criteria for asset-backed securities for Ohio Edison Company (incorporated by reference to Exhibit 33.1 included as an exhibit to the Issuing Entity's Annual Report on Form 10-K (File No. 333-187692-06) filed with the SEC on March 31, 2014).

33.2
Report on assessment of compliance with servicing criteria for asset-backed securities for The Cleveland Electric Illuminating Company (incorporated by reference to Exhibit 33.2 included as an exhibit to the Issuing Entity's Annual Report on Form 10-K (File No. 333-187692-06) filed with the SEC on March 31, 2014).

33.3
Report on assessment of compliance with servicing criteria for asset-backed securities for The Toledo Edison Company (incorporated by reference to Exhibit 33.3 included as an exhibit to the Issuing Entity's Annual Report on Form 10-K (File No. 333-187692-06) filed with the SEC on March 31, 2014).

33.4
Report on assessment of compliance with servicing criteria for asset-backed securities for FirstEnergy Service Company (incorporated by reference to Exhibit 33.4 included as an exhibit to the Issuing Entity's Annual Report on Form 10-K (File No. 333-187692-06) filed with the SEC on March 31, 2014).

33.5
Report on assessment of compliance with servicing criteria for U.S. Bank, National Association (incorporated by reference to Exhibit 33.5 included as an exhibit to the Issuing Entity's Annual Report on Form 10-K (File No. 333-187692-06) filed with the SEC on March 31, 2014).

34.1
Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of Ohio Edison Company (incorporated by reference to Exhibit 34.1 included as an exhibit to the Issuing Entity's Annual Report on Form 10-K (File No. 333-187692-06) filed with the SEC on March 31, 2014).

34.2
Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of The Cleveland Electric Illuminating Company (incorporated by reference to Exhibit 34.2 included as an exhibit to the Issuing Entity's Annual Report on Form 10-K (File No. 333-187692-06) filed with the SEC on March 31, 2014).

34.3
Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of and The Toledo Edison Company (incorporated by reference to Exhibit 34.3 included as an exhibit to the Issuing Entity's Annual Report on Form 10-K (File No. 333-187692-06) filed with the SEC on March 31, 2014).

34.4
Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of FirstEnergy Service Company (incorporated by reference to Exhibit 34.4 included as an exhibit to the Issuing Entity's Annual Report on Form 10-K (File No. 333-187692-06) filed with the SEC on March 31, 2014).

34.5
Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Ernst & Young on behalf of U.S. Bank, National Association (incorporated by reference to Exhibit 34.5 included as an exhibit to the Issuing Entity's Annual Report on Form 10-K (File No. 333-187692-06) filed with the SEC on March 31, 2014).

35.1
Compliance statement of Ohio Edison Company, as servicer (incorporated by reference to Exhibit 35.1 included as an exhibit to the Issuing Entity's Annual Report on Form 10-K (File No. 333-187692-06) filed with the SEC on March 31, 2014).

35.2
Compliance statement of The Cleveland Electric Illuminating Company, as servicer (incorporated by reference to Exhibit 35.2 included as an exhibit to the Issuing Entity's Annual Report on Form 10-K (File No. 333-187692-06) filed with the SEC on March 31, 2014).

35.3
Compliance statement of The Toledo Edison Company, as servicer (incorporated by reference to Exhibit 35.3 included as an exhibit to the Issuing Entity's Annual Report on Form 10-K (File No. 333-187692-06) filed with the SEC on March 31, 2014).

(b)	Exhibits required by this Form and Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith): See Item 15(a)(3) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTENERGY OHIO PIRB SPECIAL PURPOSE TRUST 2013
(Issuing entity)

By:		THE CLEVELAND ELECTRIC ILLUMINATING COMPANY, as Servicer
OHIO EDISON COMPANY, as Servicer
THE TOLEDO EDISON COMPANY, as Servicer
	By:	/s/ Steven R. Staub
Steven R. Staub Vice President and Treasurer

Date: October 6, 2014

EXHIBIT INDEX

*31.1	Certification of Ohio Edison Company pursuant to Rule 13a-14(d)/15d-14(d).

*31.2	Certification of The Cleveland Electric Illuminating Company pursuant to Rule 13a-14(d)/15d-14(d).

*31.3	Certification of The Toledo Edison Company pursuant to Rule 13a-14(d)/15d-14(d).